Form 10-K
period 2003-09-30
MACQUARIE SECURITISATION LTD PUMA GLOBAL TRUST NO 4
filed 2004-07-30
CIK 1258476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number: 333-105642

Macquarie Securitisation Limited

in its capacity as manager of the
PUMA Global Trust No. 4
ABN 16 003 297 336
(Exact name of Registrant as specified in its charter)
New South Wales, Australia
(State or Other Jurisdiction of Incorporation)

Level 23, 20 Bond Street, Sydney, NSW 2000, Australia

(Address of principal executive offices)

Securities registered or to be registered pursuant to Section 12(b) of the Act:

None

Securities required to be registered pursuant to Section 12(g) of the Act:

None

Securities for which there is a reporting obligation pursuant to Section 15(d) of the Act:

US$1,200,000,000 Class A Mortgage Backed Floating Rate Notes (the “G-4 Notes”)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

          Yes ☑       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934).

Yes ☐      No ☑

Indicate by check mark which financial statement item the registrant has elected to follow.

Item 17 ☐ Item 18 ☐ Incorporated by Reference to filings on Form 8K ☑

ii

PART I

INTRODUCTORY NOTE

     The information required for some items in Form 10-K is “not applicable” to the Trust or the Manager.

INCORPORATION OF CERTAIN DOCUMENTS BY REFERENCE

     The Manager incorporates by reference its periodic filings of Form 8-K, which contain all financial information relating to the Trust relevant to the holders of the G-4 Notes (the “Noteholders”), pursuant to General Instruction G for Form 10-K and Rule 12b-23 promulgated under the Securities Exchange Act of 1934.

Item 1. BUSINESS

     The PUMA Program was established pursuant to a trust deed (the “Trust Deed”), dated July 13, 1990. The Trust Deed provides the general terms and structure for securitization under the PUMA Program. A sub-fund notice (the “Sub-Fund Notice”) from Macquarie Securitisation Limited, as the manager of the PUMA Program (the “Manager”), to Perpetual Trustees Australia Limited, as issuer trustee (the “Issuer Trustee”), sets out the specific details of each PUMA Global Trust. PUMA Global Trust No. 4 (the “Trust”) issued the Class A Mortgage Backed Floating Rate Notes (the “G-4 Notes”) pursuant to a Note Trust Deed dated as of August 19, 2003 (the “Note Trust Deed”), between the Issuer Trustee, the Manager and the Note Trustee. For further information, refer to the Prospectus dated August 14, 2003, and (the “Prospectus”). Capitalized terms used in this Form 10-K and not defined have the same meanings given to them in the Prospectus.

     The only business of the Trust is the collection and distribution of payments on the residential mortgage loans and the acquisition of housing loans in the manner described in the related Prospectus. Accordingly, there is no relevant information to report in response to Item 101 of Regulation S-K.

Item 2. PROPERTY

     Neither the Registrant nor the Trust has any physical properties. Accordingly, this item is not applicable.

Item 3. LEGAL PROCEEDINGS

     The Manager knows of no material legal proceedings involving the Trust, the Manager or the Issuer Trustee which were pending as of September 30, 2003 or as of the date of this report.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No votes or consents of holders of the G-4 Notes were solicited during the fiscal year for any purpose.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The G-4 Notes are not traded on any nationally recognized exchange in the United States or any other securities exchange outside the United States.

     The G-4 Notes are currently represented by global notes registered in the name of Cede & Co., the nominee of The Depository Trust Company. Accordingly, Cede & Co. is the sole holder of record of the G-4 Notes, which it holds on behalf of brokers, dealers and banks and other direct participants in The Depository Trust Company system.

     Since the Trust does not pay dividends with respect to the G-4 Notes, the information required by Item 201(c) of Regulation S-K regarding dividends is inapplicable to the Trust.

Item 6. SELECTED FINANCIAL DATA

     The regular quarterly servicing report for the Trust, which is required to be included with each quarterly distribution of Trust’s assets to Noteholders, sets forth for the prior quarter all of the relevant financial information required by the Trust Deed to be reported to Noteholders.

     The aggregate totals for the fiscal year ended September 30, 2003 for the Trust are not included in this Report because as of the end of the fiscal year, there had not been any quarterly payment dates with respect to the Trust.

     The foregoing presents all relevant financial information relating to the Trust. Because of the limited business activity of the Trust, the Selected Financial Data in Item 301 of Regulation S-K would not provide any meaningful additional information.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Because of the limited business activity of the Trust, the presentation of Management’s Discussion and Analysis of Financial Condition and Results of Operations, as otherwise required by Item 303 of Regulation S-K, would not be meaningful. All relevant information is contained in the quarterly servicing reports for the Trust (filed under Current Reports on Form 8-K) as described above.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Currency Exchange Control Risk

     Interest and principal payments to holders of G-4 Notes are paid in United States dollars (“U.S. dollars”). However, payments on the housing loans for the Trust received by the Issuer Trustee in Australian dollars in Australia (the “Collections”). Pursuant to certain swap agreement(s) the Trust, the Issuer Trustee is required to pay a portion of the collections to a certain swap counterparty (the “Currency Swap Provider”), who in turn pays U.S. dollars to the Issuer Trustee (the “Currency Swap”). The Currency Swaps are designed such that the Issuer Trustee will fulfill its obligations under each Currency Swap by making payments to the Currency Swap Provider in Australian dollars at its branch office in Australia. Despite this attempt to minimize exchange control risk, it is possible that in the future the Australian government may impose exchange limitations or the applicable regulators may take certain positions that affect the ability of the Issuer Trustee to exchange collections made in Australian dollars for U.S. dollars for payments to the Noteholders under the Trust. The Noteholders under the Trust will bear the risk of the imposition of foreign exchange controls by the Australian government that impact upon the Issuer Trustee’s ability to exchange the collections for U.S. dollars. The Issuer Trustee has no control over such risk, which will generally be affected by economic and political events in Australia. If the Issuer Trustee does not have sufficient funds to pay the Currency Swap Provider the A$ Class A Interest Amount on a Quarterly Payment Date, the Currency Swap Provider will not be required to make the corresponding US$ payment to the Principal Paying Agent and, after the applicable grace period, the Currency Swap Provider may terminate the Currency Swaps. In such event, it is unlikely that the Trust would have sufficient U.S. dollars to make the payments due on the G-4 Notes.

     Under temporary Australian foreign exchange controls, which may change in the future, payments by an Australian resident to, or on behalf of the following payees may only be made with Reserve Bank of Australia approval:

•	any of the following:

•	the Embassy or Consulate-General of the Federal Republic of Yugoslavia (Serbia and Montenegro) (in respect of any amount in excess of $100,000);

•	the Narodna Banka Jugoslavije (including Banque Nationale de Yugoslavie) (in respect of any amount in excess of $100,000); or

•	certain other persons and entities listed in instruments issued under the Australian Banking (Foreign Exchange) Regulations and published on behalf of the Reserve Bank of Australia in the Commonwealth of Australia Gazette on October 24, 2001; or

•	certain ministers and senior officials of the government of Zimbabwe listed in instruments issued under the Australian Banking (Foreign Exchange) Regulations and published on behalf of the Reserve Bank of Australia in the Commonwealth of Australia Gazette on December 11, 2002.

Additionally, under Part 4 of the Charter of the United Nations Act of 1945 and the Australian Charter of United Nations (Terrorism and Dealing with Assets) Regulations 2002 the approval of the Australian Minister for Foreign Affairs, or a person authorised by the Minister, is required with respect to certain payments and actions in relation to an asset prescribed under, or which is owned or controlled directly or indirectly by a person or entity prescribed under, those Regulations or is an asset derived or generated from such assets (prescribed persons presently include, amongst others, the Taliban, Usama bin Laden and other persons and entities connected with them). Such restrictions may change in the future.

     Currency Exchange Rate Risk

     Interest and principal on the G-4 Notes is payable in U.S. dollars, and the Trust’s primary source for funding their payments on the G-4 Notes is its collections on the mortgage loans, which will be collected in Australian dollars. If the Currency Swap Provider were to fail to perform under the Currency Swap or were to be discharged from such performance because of a default thereunder by the Trust, the Trust might have to exchange the Australian dollars for U.S. dollars at an exchange rate that is currently less favorable to the Trust than when the Currency Swap was entered into and might therefore not have sufficient U.S. dollars to make timely payments on the G-4 Notes, even though the delinquency and loss experienced on the mortgage loans may be acceptable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     As discussed above, furnishing the financial information required by Item 8 of Form 10-K would not add any relevant information to that provided by the foregoing statements. Because the G-4 Notes are essentially “pass-through” securities, the Trust will have “income” only in the limited sense of collecting payments on the residential mortgage loans. The only material items of “expense” for Trust will be the amounts paid as interest on the Class A Notes, the Class B Notes, the A$ redraw notes and the A$ subordinated notes, if any, issued by the Trust, the amounts paid as trust management and servicing compensation, the amounts due to the redraw facility provider, and potentially certain payments relating to any other credit enhancement facilities with respect to the Trust. The quarterly servicing reports (filed under Current Reports on Form 8-K) provide all material information regarding the amounts of the “income” and “expenses” of the Trust.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Since the Trust will not have any directors or executive officers, this item is not applicable.

Item 11. EXECUTIVE COMPENSATION

     Since the Trust will not have any directors or executive officers, this item is not applicable.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All of the US$ Noteholders maintained their security positions with The Depository Trust Company. While some of the Noteholders’ security positions in the Trust may exceed 5% of the outstanding amount of the G-4 Notes, such G-4 Notes do not constitute voting securities within the meaning of Item 403 of Regulation S-K.

     None of the officers or directors of the Registrant owns a beneficial interest in either the Trust or the Registrant.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Registrant received Manager’s Fee payments from the Trust in accordance with the terms of the Trust Deed and the related Sub-Fund Notice.

     Macquarie Bank Limited (“MBL”) owns 100% of the Registrant. In its capacity as redraw facility provider, MBL is entitled to certain fees and interest payments from the Trust in accordance with the redraw facility agreement and Sub-Fund Notice. MBL, in its capacity as income and capital unitholder of the Trust, may be entitled to some distributions from the Trust in accordance with the Sub-Fund Notice.

Item 14. CONTROLS AND PROCEDURES

     Not Applicable.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as a part of this report. Such Index is incorporated herein by reference.

(a) A copy of the Certification is attached hereto and is incorporated herein as Exhibit No. 99.1. A copy of the Independent Auditor’s Annual Servicer Compliance Certificate to the Directors of Macquarie Securitisation Limited is attached hereto and incorporated herein as Exhibit No. 99.1.

     EXHIBITS:

Designation	Description	Method of Filing
Exhibit 99.1	Certification	99.1

Exhibit 99.2	Independent Auditor’s Annual Servicer Compliance Certificate to the Directors of Macquarie Securitisation Limited	99.2

(b) List of Reports on Form 8-K (all incorporated herein by reference):

(i)	Form 8-K August 21, 2003

(ii)	Form 8-K August 26, 2003

(iii)	Form 8-KA August 22, 2003

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, hereunto duly authorized.

MACQUARIE SECURITISATION LIMITED
By:	/s/ Matthew O’Hare
Name:	Matthew O’Hare
Title:	Director

Date: July 29, 2004

INDEX TO EXHIBITS

Exhibit No.	Document Description
Exhibit 99.1	Certification

Exhibit 99.2	Independent Auditor’s Annual Servicer Compliance Certificate to the Directors of Macquarie Securitisation Limited